Form 10QSB
period 1996-03-31
FIRST ASHLAND FINANCIAL CORP
filed 1996-05-15
CIK 934793

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                              --------------------

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1996

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________


                         Commission File Number -0-25536

                       FIRST ASHLAND FINANCIAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Delaware                                       61-1276770
- - -------------------------------          -------------------------------------
(State or other jurisdiction of          I.R.S. Employer Identification Number)
incorporation or organization)



      1640 Carter Avenue, Ashland, Kentucky                        41101
      ---------------------------------------                    ----------
      (Address of principal executive offices)                   (ZIP Code)


Registrant's telephone number, including area code: (606) 324-5138
                                                    --------------


         Check here whether the issuer (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of May 13, 1996, there were 1,463,039 shares of the Registrant's common stock issued and outstanding.

         Transitional Small Disclosure (check one):     Yes [ ] No [X]

FIRST ASHLAND FINANCIAL CORPORATION

FORM 10-QSB

MARCH 31, 1996
TABLE OF CONTENTS
- - -------------------------------------------------------------------------------



                                                                          Page

PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Statements of Financial Condition
             at September 30, 1995 (Audited) and
             March 31, 1995 (Unaudited)                                       3

            Consolidated Statements of Operation for the Three and
             Six Months Ended March 31, 1996 and 1995 (Unaudited)             4

            Consolidated Statement of Changes in Stockholders'
             Equity for the Year Ended September 30, 1995 (Audited)
             and the Six Months Ended March 31, 1996 (Unaudited)              5

            Consolidated Statements of Cash Flows for the Six
             Months ended March 31, 1996 and 1995 (Unaudited)                 6

            Notes to Unaudited Consolidated Financial Statements            7-8


Item 2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           9-15


PART II     OTHER INFORMATION                                                16

            Signatures                                                       17



                                    ********

FIRST ASHLAND FINANCIAL CORPORATION & SUBSIDIARY


CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
MARCH 31, 1996 (UNAUDITED) AND SEPTEMBER 30, 1995 (AUDITED)
(Amounts in Thousands)
- - -------------------------------------------------------------------------------


                                                                      MARCH 31,           SEPTEMBER 30,
                                                                        1996                  1995
                                                                      --------            -------------
ASSETS

Cash and amounts due from depository
 institutions                                                         $ 2,712                $ 2,049
Certificates of deposit in other financial
 institutions                                                             197                    197
Investment securities - held to maturity                                5,768                 13,008
Investment securities - available for sale                              5,207                  1,487
Mortgage-backed securities - held to maturity                           7,242                  7,652
Loans receivable - net                                                 62,536                 61,641
Real estate acquired in settlement of loans -
 net                                                                      186                     46
Federal Home Loan Bank Stock                                              662                    640
Accrued interest receivable                                               676                    651
Office properties and equipment - net                                   1,369                  1,414
Other assets                                                              305                    103
                                                                      -------                -------

                                                                      $86,860                $88,888
                                                                      =======                =======

LIABILITIES AND STOCKHOLDERS EQUITY

Deposits                                                              $60,646                $59,915
Advances from Federal Home Loan Bank                                    2,003                  5,017
Advance payments by borrowers for
 taxes and insurance                                                       60                     88
Accrued income taxes                                                       10                     --
Deferred income taxes                                                      47                     52
Accrued interest on deposits                                               63                     73
Accounts payable and accrued expenses                                     378                    243
Other liabilities                                                          22                     16
                                                                      -------                -------

         Total liabilities                                             63,229                 65,404
                                                                      -------                -------

Capital stock                                                              15                     14
Paid in capital                                                        14,347                 13,539
Unearned employee stock ownership
 plan shares                                                          (   938)               ( 1,016)
Unearned recognition and retention
 plan shares                                                          (   709)                   --
Retained earnings, substantially restricted                            10,951                 10,963
Minimum pension liability adjustment                                  (     7)                   --
Net unrealized gain (loss) on available
 for sale securities                                                  (    28)               (    16)
                                                                      -------                -------

         Total Stockholders Equity                                     23,631                 23,484
                                                                      -------                -------

                                                                      $86,860                $88,888
                                                                      =======                =======




See notes to unaudited consolidated financial statements.

FIRST ASHLAND FINANCIAL CORPORATION & SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATION
THREE AND SIX MONTHS ENDED MARCH 31, 1996 AND 1995 (UNAUDITED)
(Amounts in Thousands)
- - -------------------------------------------------------------------------------

                                                     Three Months Ended                    Six Months Ended
                                                         March 31,                             March 31,
                                                 -----------------------              ------------------------
                                                 1996               1995               1996                1995
INTEREST INCOME:
 Loans                                          $1,236             $1,099             $2,453              $2,173
 Mortgage backed securities                        131                144                267                 287
 Investment securities                             174                 70                375                 150
 Other interest earning assets                      53                 27                 99                  53
                                             ---------          ---------          ---------           ---------
         Total interest income                   1,594              1,340              3,194               2,663
                                             ---------          ---------          ---------           ---------

INTEREST EXPENSE:
 Interest on deposits                              771                704              1,548               1,367
 Interest on FHLB advances                          41                 92                113                 162
                                             ---------          ---------          ---------           ---------
         Total interest expense                    812                796              1,661               1,529
                                             ---------          ---------          ---------           ---------

NET INTEREST INCOME                                782                544              1,533               1,134

PROVISION FOR
 LOSS ON LOANS                                      15                  0                 20                   7
                                             ---------          ---------          ---------           ---------

NET INTEREST INCOME AFTER
 PROVISION FOR LOSS ON LOANS                       767                544              1,513               1,127
                                             ---------          ---------          ---------           ---------
NONINTEREST INCOME:
 Service charge                                      7                  4                 14                  10
 Gain/(Loss) on sale of securities                  10                 --                  7                  --
 Insurance commissions                               3                  3                  6                   6
 Late charges and other
  fees on loans                                     14                  8                 21                  15
 Other                                               1                  2                  1                   3
                                             ---------          ---------          ---------           ---------
         Total noninterest income                   35                 17                 49                  34
                                             ---------          ---------          ---------           ---------

NONINTEREST EXPENSE:
 Compensation and benefits                         242                201                503                 389
 Occupancy and equipment                            42                 36                 78                  77
 Deposit insurance premiums                         41                 40                 82                  81
 Loss (gain) on foreclosed
  real estate                                        5             (   10)                 5              (   12)
 Other general and
  administrative expenses                          155                112                303                 206
                                             ---------          ---------          ---------           ---------
         Total noninterest expenses                485                379                971                 741
                                             ---------          ---------          ---------           ---------

INCOME BEFORE INCOME TAXES                         317                182                591                 420

INCOME TAX EXPENSE                                  92                 62                181                 142
                                             ---------          ---------          ---------           ---------

NET INCOME                                      $  225             $  120             $  410              $  278
                                             =========          =========          =========           =========

EARNINGS PER SHARE                             $ 0.17                   *            $ 0.31                    *
                                             =========          =========          =========           =========

WEIGHTED AVERAGE SHARES                      1,318,816                  *          1,313,868                   *
                                             =========          =========          =========           =========

* NOT MEANINGFUL DUE TO FACT THAT SHARES WERE NOT ISSUED UNTIL APRIL 7, 1995


See note to unaudited consolidated financial statements.

FIRST ASHLAND FINANCIAL CORPORATION & SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEAR ENDED SEPTEMBER 30, 1995 (AUDITED) AND THE SIX MONTHS ENDED
MARCH 31, 1996 (UNAUDITED)
(AMOUNTS IN THOUSANDS)
- - -------------------------------------------------------------------------------


                                                                                      MINIMUM
                                    CAPITAL         PAID-IN          RETAINED         PENSION
                                      STOCK         CAPITAL          EARNINGS       LIABILITY
                                      -----         -------          --------       ---------

Balance at September 30, 1994       $  --           $    --          $10,247           $  --

Net income for the year
 ended September 30, 1995              --                --              716              --

Common stock issued in
 conversion, net of cost               14            13,501               --              --

Contribution for unearned
 ESOP shares                           --                --               --              --

ESOP shares earned                     --                38               --              --

Net change in unrealized
 gain/(loss) on securities
 available for sale                    --                --               --              --
                                      ---            ------           ------            ----

Balance at September 30, 1995          14            13,539           10,963              --

Net income for the six months
 ended March 31, 1996                  --                --              410              --

Dividends paid                         --                --         (    423)             --

ESOP shares earned                     --                35               --              --

RRP shares issued                       1               773               --              --

RRP shares earned                      --                --               --              --

Effect of recording minimum
 pension liability for
 directors retirement plan
 in excess of unrecognized
 prior service cost                    --                --               --           (   7)

Net change in unrealized gain/
 (loss) on securities
 available for sale                    --                --               --              --
                                     ----            ------           ------            ----

Balance at March 31, 1996           $  15           $14,347          $10,950          ($   7)
                                     ====            ======           ======            ====

See notes to unaudited consolidated financial statements


                                        UNREALIZED          COMMON             COMMON
                                           LOSS ON           STOCK              STOCK
                                        SECURITIES        ACQUIRED           ACQUIRED
                                         AVAILABLE              BY                 BY
                                          FOR SALE            ESOP                RRP            TOTAL
                                          --------            ----               ----            -----

Balance at September 30, 1994                ($41)         $   --               $ --           $10,206

Net income for the year
 ended September 30, 1995                      --              --                 --               716

Common stock issued in
 conversion, net of cost                       --              --                 --            13,515

Contribution for unearned
 ESOP shares                                   --         ( 1,127)                --          (  1,127)

ESOP shares earned                             --             111                 --               149

Net change in unrealized
 gain/(loss) on securities
 available for sale                            25              --                 --                25
                                               --           -----                ---            ------

Balance at September 30, 1995                ( 16)        ( 1,016)                --            23,484

Net income for the six months
 ended March 31, 1996                          --              --                 --               410

Dividends paid                                 --              --                 --          (    423)

ESOP shares earned                             --              79                 --               114

RRP shares issued                              --              --              ( 774)               --

RRP shares earned                              --              --                 65                65

Effect of recording minimum
 pension liability for
 directors retirement plan
 in excess of unrecognized
 prior service cost                            --              --                 --          (      7)

Net change in unrealized gain/
 (loss) on securities
 available for sale                          ( 12)             --                 --          (     12)
                                               --           -----                ---            ------

Balance at March 31, 1996                    ($28)        ($  937)             ($709)          $23,631
                                               ==           =====                ===            ======

FIRST ASHLAND FINANCIAL CORPORATION & SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED MARCH 31, 1996 AND 1995 (UNAUDITED)
(Amounts in Thousands)
- - ------------------------------------------------------------------------------

                                                                            1996                   1995
OPERATING ACTIVITIES
  Net income                                                              $   410                 $  278
  Adjustments to reconcile net income
   to net cash provided by operating activities:
    Provision for loss on loans and other real estate                          20                      7
    Provision for depreciation and amortization                                45                     45
    Amortization (accretion) of investment and
     mortgage related securities premiums
     (discounts), net                                                     (    13)                (    8)
    Stock dividends received                                              (    23)                (   20)
    Loss/(Gain) on sale of foreclosed real estate                               5                 (   12)
    Gain on sale of securities                                            (    51)                    --
    Loss on sale of securities                                                 44                     --
    ESOP and RRP shares earned                                                171                     --
    Decrease (increase) in:
      Interest receivable                                                 (    25)                (   18)
      Prepaid expenses and other assets                                   (   202)                   710
    Increase (decrease) in:
      Accounts payable and accrued expenses                                   136                     28
      Accrued interest payable                                            (    10)                   --
      Accrued income taxes                                                     10                     18
                                                                         --------                -------
         NET CASH PROVIDED BY OPERATING ACTIVITIES                            517                  1,028
                                                                         --------                -------
INVESTING ACTIVITIES
 Investment securities:
  Held to maturity or for investment:
    Proceeds from maturing investment securities                            1,750                     --
  Available for sale:
    Proceeds from sale of investment securities                             1,786                     --
    Purchased                                                             (    19)               (    15)
  Mortgage-backed and related securities:
    Principal payments on mortgage backed securities                          415                    325
  Loan:
    Originations and principal payment, net                               ( 1,141)               ( 1,631)
  Proceeds from sale of foreclosed real estate                                105                     65
  Purchased of investment property                                             --                (    52)
  Improvements to real estate owned                                       (    16)                   --
  Purchase of office properties and equipment                                  --                (    11)
                                                                         --------                -------
         NET CASH USED BY INVESTING ACTIVITIES                              2,880                ( 1,319)
                                                                         --------                -------

FINANCING ACTIVITIES
  Net increase (decrease) in demand deposits,
    now accounts, passbook savings accounts
    and certificates of deposit                                               730                ( 2,199)
  Proceeds from FHLB advances                                                  --                  1,250
  Federal Home Loan Bank - principal payments
   on advances                                                           (  3,013)               (    13)
  Increase (decrease) in advance payments from
    borrowers for taxes and insurance                                    (     28)               (     6)
  Dividends paid                                                         (    423)                   --
  Deposits received for stock subscriptions                                    --                 13,487
                                                                         --------                -------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                       (  2,734)                12,519
                                                                         --------                -------
         INCREASE (DECREASE) IN CASH AND CASH
          EQUIVALENTS                                                         663                 12,228
  Cash and cash equivalents at beginning of period                          2,049                  1,295
                                                                         --------                -------
         CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $ 2,712                $13,523
                                                                         ========                =======
         Cash paid during the period for:
           Interest on deposits and advances                              $ 1,671                 $1,533
           Income taxes                                                   $   156                 $  124
         Non-cash investing activities:
           Real estate acquired in settlement
            of loans                                                      $   229                 $   --
           Unrealized gain (loss) on securities
            available for sale                                           ($    12)                $    2

See notes to unaudited consolidated financial statements.

                FIRST ASHLAND FINANCIAL CORPORATION & SUBSIDIARY


NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED MARCH 31, 1996 AND 1995 (UNAUDITED)




1.       BASIS OF PRESENTATION

         The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

         In the opinion of management the unaudited consolidated financial statements of First Ashland Financial Corporation and its subsidiary, included herein reflect all adjustments (consisting only of normal recurring adjustments), necessary to present fairly the consolidated financial condition of First Ashland Financial Corporation as of March 31, 1996, and the consolidated results of operations for all interim periods presented.

         The consolidated results of operations for the six months ended March 31, 1996 are not necessarily indicative of the results which may be expected for the entire fiscal year ending September 30, 1996.


2.       REGULATORY CAPITAL REQUIREMENT

         Pursuant to Financial Institution Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), as implemented by rules promulgated by the Office of Thrift Supervision, savings institutions must meet three separate minimum capital-to-asset requirements. The following table summarizes, as of March 31, 1996, the capital requirements of First Federal Bank for Savings (the "Bank") and its actual capital ratio's. As of March 31, 1996, the Bank exceeded all current regulatory capital standards.

                                      Regulatory               Bank only
                                  Capital Requirement        Actual Capital
                                  -------------------       -----------------
                                  Amount     Percent        Amount    Percent
                                  ------     -------        ------    -------
                                            (Amounts in thousands)
         Tangible capital         $ 1,220      1.50%       $ 16,408    20.15%
         Core capital               2,441      3.00          16,408    20.15
         Risk-based capital         3,234      8.00          16,517    40.85

 3.      CHANGE IN ACCOUNTING PRINCIPLE

         On October 1, 1994, the Bank adopted SFAS No. 115, "Accounting For Certain Investments in Debt and Equity Securities". The Bank classified all securities, except marketable equity securities, as "held-to-maturity" and as a result, there was no initial effect. Management deems it prudent to review each security purchased on a case by case basis and classifies each security based on management's intent to hold the security to maturity or available for sale to allow for greater flexibility to manage future interest rate risk and liquidity. In accordance with the revised provisions of SFAS No. 115 which were in effect for part of the six month period ended March 31, 1996, the Company and Bank reclassified certain investment securities to be held to maturity to the available for sale category. The effect of this reclassification resulted in a net unrealized gain on available for sale securities totaling $83,205 net of deferred income taxes of $42,863. For the six month period ended March 31, 1996, net unrealized losses on available for sale securities totaled $11,543 net of deferred income taxes of $4,822.

         Effective October 1, 1995, the Bank adopted the provisions of SFAS No. 114, "Accounting by creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." Under SFAS No. 114, loans individually and specifically evaluated for impairment, uncollateralized as well as collateralized, except loans that are measured at fair value or at the lower of cost or fair value, are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, at the loan's observable market price or fair value of the collateral. The Bank considers a loan to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement on a timely basis. Groups of similar small balance loans, such as residential and consumer loans, are excluded from the provisions of SFAS No. 114 and 118. The adoption of SFAS No. 114 and 118 did not have any material effect on the Bank's financial position or results of operations.

4.       HOLDING COMPANY

         On April 7, 1995, First Federal Savings and Loan Association of Ashland converted from a federal mutual savings and loan association to a federal stock savings bank with a concurrent name change to First Federal Bank For Savings. First Ashland Financial Corporation (the "Holding Company") acquired all of the outstanding stock of the Bank. At that date, 1,408,750 shares of the Holding Company stock were issued at a price of $10 per share of which 112,700 shares were issued to an Employee Stock Ownership Plan. The net proceeds from the offering after deducting related conversion costs were approximately $12,387,000.

5.       BENEFIT PLANS

         In conjunction with the Bank's conversion, the company formed an ESOP which covers substantially all employees with more than one year of employment and who have attained the age of 21. The ESOP borrowed $1,127,000 from the company and purchased 112,700 common shares, equal to 8% of the total number of shares issued in the conversion. The Bank will make scheduled discretionary contributions to the ESOP sufficient to service the debt. In accordance with generally accepted accounting principles, the unpaid balance of the ESOP loan on the Bank's books and the related receivable on the company's books has been eliminated in the consolidated statement of financial condition. The cost of unearned shares, which is comparable to unearned compensation, is reported as a reduction of stockholders equity. Likewise the calculation of earnings per share (EPS) for the three and six months ended March 31, 1996, was made using the weighted average shares outstanding of 1,318,816 and 1,313,868 respectively, after the elimination of unearned ESOP shares. As of March 31, 1996 the Bank considered 7,798 shares committed to be released and 93,764 as unearned ESOP shares.

         Total ESOP expense was $56,237 and $106,756, for the three and six month periods ended March 31, 1996, respectively, and $0.00 for the same periods ended March 31, 1995, under the shares allocated method of calculating ESOP expense.

         In conjunction with the conversion, the Board of Directors approved a Stock Option Plan and a Recognition and Retention Plan (RRP). The plans were approved by the Company's stockholders on October 25, 1995. Under the Sock Option Plan, stock options and stock appreciation rights covering shares representing an aggregate of up to 10% of the common stock sold in the conversion may be granted to directors, officers and employees of the Company or Bank. Restricted stock awards covering up to 4% of the common stock sold in the conversion may be awarded to the Company's or Bank's directors, directors emeritus, advisory directors, executive officers or employees under the RRP. On March 22, 1996, the Company issued 54,289 shares of common stock from authorized but unissued shares to fund the RRP. The market value of the Company's common stock on October 25, 1995, the RRP approval date, was $14.25 per share and was the per share amount used to record the total unearned RRP shares of $773,618. The market value of the Company's common stock on March 22, 1996, was $16.00 per share. The unearned RRP shares represents deferred compensation and is being amortized over the vesting period of five years. Compensation expense charged to operations applicable to the RRP was $25,106 and $64,468 for the three and six months ended March 31, 1996.

         On October 25, 1995, shareholders approved the implementation of the Company's Stock Option and Incentive Plan. Pursuant to such plan 129,598, options were granted to Directors, Advisory Directors and Officers at a purchase price of $14.25. These options will vest over a five year period, with the first installment vesting on October 25, 1996.


                                    ********

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

BUSINESS

First Ashland Financial Corporation (the "Company") was formed to be the holding company of First Federal Bank for Savings (the "Bank") in connection with the Bank's conversion to stock form. The Company completed its initial public offering on April 7, 1995, with the sale of 1,408,750 shares at $10.00 per share. The primary activity of the Company is to act as a holding company for the Bank. As a result, unless otherwise noted, the following discussion relates primarily to the Bank. The primary business of savings banks, including First Federal Bank for Savings, has historically consisted of attracting deposits from the general public and providing financing for the purchase of residential properties. The Bank also, to a lesser extent, makes consumer and commercial loans. The operations of the Bank are significantly affected by prevailing economic conditions as well as by government policies and regulations relating to monetary and fiscal affairs, housing and financial institutions.

Net income is primarily dependent upon the difference (or "spread") between the average yield earned on loans, securities and investments, and the average rate paid on deposits and borrowings, as well as the relative amounts of such assets and liabilities. The interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. The Bank, like other thrift institutions, is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different times, or on a different basis, than its interest-earning assets.

Net income is also affected by, among other things, gains and losses on sales of real estate and investments, mortgage-backed and related securities, investment securities and foreclosed assets, provisions for loan losses, service charges and other fees, operating expenses and income taxes.

FINANCIAL CONDITION

MARCH 31, 1996 COMPARED TO SEPTEMBER 30, 1995:

Total assets decreased $2.0 million, or 2.3%, to $86.9 million at March 31, 1996 from $88.9 million at September 30, 1995. The decrease was primarily attributable to a net decrease in investments of 24.3% or $3.5 million, partially offset by an increase in loans receivable - net, of $895,000 and an increase in cash of $663,000.

Cash and cash equivalents increased $663,000, or 32.4%, to $2.7 million at March 31, 1996 from $2.0 million at September 30, 1995. This increase was the result of increased deposits and decreased investment securities, each of which will be discussed separately.

Mortgage-backed securities decreased $410,000, or 5.4%, to $7.2 million at March 31, 1996 from $7.7 million at September 30, 1995, through normal principal repayments. Investment securities held to maturity and available for sale decreased $3.5 million, to $10.9 million at March 31, 1996 from $14.5 million at September 30, 1995. This decline was due to the maturity of a U.S. Treasury security of $1.75 million and the sale of certain available for securities of $1.8 million. The proceeds from the maturity and the sale of investment securities were used to fund loan growth and to provide additional liquidity.

Net deposits increased $731,000, or 1.2%, to $60.6 million at March 31, 1996 from $59.9 million at September 30, 1995. The increase in deposits was primarily attributable to a special deposit program which offered increased rates for a limited term.

Advances from Federal Home Loan Bank of Cincinnati ("FHLB") decreased $3,014,000, or 60.1%, to $2.0 million at March 31, 1996 from $5.0 million at
September 30, 1995. This decrease was the result of scheduled principle payments as well as payoffs of adjustable rate advances.

RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 1996 AND 1995:

GENERAL

The Company reported net income before income taxes of $317,000 during the quarter ended March 31, 1996 compared to $182,000 during the quarter ended March 31, 1995. The increase in income between the three months ended March 31, 1996 and 1995 was the result of the net effect of an increase in net interest income of $223,000 after provision for loss on loans, and an increase in other income of $18,000 partially offset by an increase in other expenses of $106,000. The Company reported net income of $225,000 and $120,000 for the quarters ended March 31, 1996 and 1995, respectively. Increases in other expenses were primarily attributable to the cost of employee benefit plans and administrative cost of operations associated with the conversion from mutual to stock form of organization.

The Company reported net income before income taxes of $591,000 during the six month ended March 31, 1996, compared to $420,000 during the six months ended March 31, 1995. The increase in income between the six months ended March 31, 1996 and 1995 was the result of the net effect of a increase in net interest income of $386,000 after provision for loss on loans, and an increase in other income of $15,000, partially offset by an increase in other expenses of $230,000. The Company reported net income of $410,000 and $278,000 for the six month period ended March 31, 1996 and 1995, respectively. Increases in other expenses were primarily attributable to the cost of employee benefit plans and administrative cost of operations associated with the conversion from mutual to stock form of organization.

The flattening of the yield curve has affected the results of operations of the Bank. Due to the repricing of interest-bearing liabilities at a faster pace than interest-earning assets, the Bank's net interest margin has continued to decline. The Bank experienced increases in the average cost of interest-bearing liabilities from 4.69% during the six month period ended March 31, 1995 to 5.16% during the same period ended March 31, 1996. The yield earned on interest-earning assets increased from 7.38% during the six month period ending March 31, 1995 to 7.68% during the same period ended March 31, 1996.

INTEREST INCOME

Interest income increased $531,000, or 19.9%, from $2.7 million during the six months ended March 31, 1995 to $3.2 million during the six months ended March 31, 1996. This increase resulted from the net effect of increases in interest on loans of $280,000, investment securities of $225,000, and other interest-earning assets of $46,000, offset by a decrease in interest income earned on mortgage-backed securities of $20,000. The increases are the result of increased average balances in loans as well as investment securities and other interest earning assets.

Interest income increased $254,000, or 18.9%, from $1.3 million during the quarter ended March 31, 1995 to $1.6 million during the quarter ended March 31, 1996. This increase resulted from the net effect of increases in interest on loans of $137,000, investment securities of $104,000, and other interest-earning assets of $26,000, offset by a decrease in interest income on mortgage-backed securities of $13,000. The increases are the result of increased average balances in loans as well as investment securities and other interest earning assets.

The increase in interest income on loans resulted from the increase in the average balance of net loans outstanding from $57.7 million in the six month period for 1995 to $62.7 million in the 1996 period. Loan volume has increased as a result of management's continuing efforts to stimulate loan demand.

The increase in interest income on investment securities resulted principally from the increase in the average balance of such securities from $5.0 million for the six month period ended March 31, 1995 to $12.1 million for the six month period ended March 31, 1996. The decrease in interest income on mortgage-backed securities for the six month period ended March 31, 1996 resulted from decreases due to normal amortization of principal resulting in the decline of average balance of such securities from $8.1 million for the six month period ended March 31, 1995 to $7.5 million for the six month period ended March 31, 1996.

INTEREST EXPENSE

Interest expense increased $132,000, or 8.6%, for the six month period ended March 31, 1996 from the six month period ended March 31, 1995. The increase resulted primarily from an increase of $181,000 in the interest paid on deposits, due to the increase in the average rates paid on deposits, and the higher average balance of deposits for the period. Average deposits for the period ended March 31, 1996, were $60.6 million, compared to $59.6 million for the period ended March 31, 1995. Average rates paid on deposits increased from 4.59% for the period ended March 31, 1995 to 5.11% for the period ended March 31, 1996.

Interest expense increased $16,000, or 2.0%, for the quarter ended March 31, 1996 from the quarter ended March 31, 1995. The increase resulted primarily from an increase of $67,000 in the interest paid on deposits, due to the increase in the average rates paid on deposits, and the higher average balance of deposits for the quarter. Average deposits for the quarter ended March 31, 1996, were $61.0 million, compared to $60.0 million for the quarter ended March 31, 1995. Average rates paid on deposits increased from 4.69% for the quarter ended March 31, 1995 to 5.06% for the quarter ended March 31, 1996.

PROVISION FOR LOAN LOSSES

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which is considered adequate to absorb losses inherent in the loan portfolio in accordance with generally accepted accounting principles. During the six month period ended March 31, 1996, the Bank recorded a $20,000 provision for loan losses compared to $7,000 during the six month period ended March 31, 1995. Loan losses have been minimal due to the Bank's primary emphasis on single family residential lending and the relatively stable economy in the Ashland area. During the six month period ended March 31, 1996, non-performing loans increased $393,000, or 88.9%, from $442,000 at September 30, 1995 to $835,000 at March 31, 1996. No loans were charged off during the six month period ended March 31, 1996, compared to $19,000 charged off during the six month period ended March 31, 1995. Future additions to the Bank's allowance for loan losses are dependent upon the performance of the Bank's loan portfolio, the economy, changes in real estate values and interest rates, the view of the regulatory authorities toward adequate reserve levels and inflation.

NONINTEREST EXPENSES

Noninterest expenses consist of compensation and benefits, occupancy and equipment expense, federal deposit insurance premiums and other general and administrative expenses. Noninterest expenses increased $230,000, or 31.1%, during the six month period ended March 31, 1996, primarily due to a increase in compensation and benefits of $114,000 (as expenses associated with the establishment of an employee stock ownership plan and Recognition and Retention Plan in conjunction with the Bank's conversion were recorded in the first half of fiscal 1996 with no charge for these plans in the previous year), an increase in other general and administrative expenses of $99,000, and a decrease in gain of foreclosed real estate.

INCOME TAXES

The provision for income tax expense increased $39,000 during the six month period ended March 31, 1996 to $181,000, from $142,000 for the period ended March 31, 1995. The increase during the period resulted primarily from a increase in income before income taxes of $171,000.

LIQUIDITY AND CAPITAL RESOURCES

The Company's most liquid assets are cash and cash equivalents. The Company's levels of these assets are dependent on the Bank's operating, financing, and investing activities. At September 30, 1995 and March 31, 1996, cash and cash equivalents totaled $2.0 million and $2.7 million, respectively. The Bank's primary sources of funds include principal and interest payments on loans (both scheduled and prepayments), maturities of investment securities and principal payments from mortgage-backed securities.

While scheduled loan repayments and proceeds from maturing investing securities and principal payments on mortgage-backed securities are relatively predictable, deposit flows and early repayments are more influenced by interest rates, general economic conditions and competition. The Bank attempts to price its deposits to meet asset-liability objectives discussed above, consistent with local market conditions.

Liquidity management is both a short- and long-term responsibility of management. The Bank adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) projected purchases of investment and mortgage-backed securities, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits, and (v) liquidity of its asset/liability management program. Excess liquidity is generally invested in interest-bearing overnight deposits and other short-term liquid asset fund. If the Bank requires funds beyond its ability to generate them internally, it has the ability to borrow funds from the FHLB. The Bank may borrow from the FHLB under a blanket agreement which assigns all investments in FHLB stock as well as qualifying first mortgage loans equal to 150% of the outstanding balance as collateral to secure the amounts borrowed. At March 31, 1996, the Bank had approximately $13.2 million available to it under the above-mentioned pledge agreement. At March 31, 1996, the Bank had borrowings of $2.0 million from the FHLB.

The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 5.0%. The Bank's liquidity ratios have consistently been maintained at levels in excess of regulatory requirements and at September 30, 1995 and March 31, 1996, were 16.4% and 13.9%, respectively. Management of the Bank believes its liquidity ratio will be maintained at or above 6.0%, in the future.

At September 30, 1995 and March 31, 1996, the Bank had outstanding commitments to originate loans of $1.2 million and $923,000, respectively. The Bank anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity discussed above.

The OTS's minimum capital standards generally require the maintenance of regulatory capital sufficient to meet each of three tests, hereinafter described as tangible capital requirement, the core capital requirement and the risk-based capital requirement. The tangible capital requirement provides for minimum tangible capital (defined as retained earnings less all intangible assets) equal to 1.50% of adjusted total assets. The core capital requirement provides for minimum core capital (tangible capital plus certain forms of supervisory goodwill and other qualifying intangible assets) equal to 3% of adjusted total assets. The risk-based capital requirements provide for the maintenance of core capital plus a portion of unallocated loss allowances equal to 8% of risk-weighted assets. In computing risk-weighted assets the Bank multiplies the value of each asset on its balance sheet by a defined risk-weighting factor (e.g., one- to four-family residential loans carry a risk-weighted factor of 50%).

At March 31, 1996, the Bank's tangible capital totaled $16.4 million, or 20.15% of the Bank's adjusted total assets, which exceeded the minimum 1.5% requirement by $15.2 million. The Bank's core capital at March 31, 1996 totaled $16.4 million, or 20.15%, which was approximately $14.0 million above the minimum requirement of 3.0%. The Bank's risk-based capital at that date totaled $16.5 million, which is $13.3 million above the 8.0% fully phased-in requirement.

The OTS has adopted a final rule that requires every savings association with more than normal interest rate risk to deduct from its total capital, for purposes of determining compliance with such requirement, an amount equal to 50% of its interest-rate risk exposure multiplied by the present value of its assets. This exposure is a measure of the potential decline in the net portfolio value of a savings association, greater than 2% of the present value of its assets, based upon a hypothetical 200 basis point increase or decrease in interest rates (whichever results in a greater decline). Net portfolio value is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The rule provides for a two quarter lag between calculating interest rate risk and recognizing any deduction from capital. The OTS recently announced that it will delay the effectiveness of the rule until it adopts the process by which savings associations may appeal an interest rate risk deduction determination. Any savings association with less than $300 million in assets and a total capital ratio in excess of 12% is exempt from this requirement unless the OTS determines otherwise.

EFFECT OF INFLATION AND CHANGING PRICES

The condensed consolidated financial statements and related financial data presented herein have been prepared in accordance with GAAP which require the measurement of financial position and operating results in terms of historical dollars, without considering the change in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike other industries, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

REGULATORY DEVELOPMENTS

The Bank is a member of the Savings Association Insurance Fund ("SAIF"), which is administered by the FDIC. The FDIC is authorized to increase assessment rates, on a semi-annual basis, if it determines that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of SAIF insured deposits.

As in the case with SAIF, the FDIC is authorized to adjust the insurance premium rates for banks that are insured by the Bank Insurance Fund (the"BIF") of the FDIC in order to maintain the reserve ratio of the BIF at 1.25% of BIF insured deposits. The FDIC revised the premium schedule for BIF insured institutions to provide a range of 0.04% to 0.31% of deposits in anticipation of the BIF reaching the required reserve ratio. The revisions became effective in the third quarter of 1995.

The FDIC also noted that the SAIF is not expected to attain the designated reserve ratio until the year 2002 due to the shrinking deposit base for SAIF assessments and the requirement that SAIF premiums be used to make the interest payments on bonds issue by the Financing Corporation ("FICO") in order to finance the costs of resolving thrift failures in the 1980's. As a result, SAIF insured members will generally be subject to higher deposit insurance premiums than banks until, all things being equal, the SAIF attains the required reserve ratio.

The effect of this potential disparity on the Bank and other SAIF members is uncertain at this time. It may have the effect of permitting BIF-insured banks to offer loan and deposit products on more attractive terms than SAIF members due to the cost savings achieved through lower deposit premiums, thereby placing SAIF members at a competitive disadvantage. Proposed legislation currently under consideration in the Congress provides for a one-time assessment of 0.85% to 0.90% to be imposed on all SAIF insured deposits as of March 31, 1995, including those held by commercial banks, and BIF deposit insurance premiums to be used to pay the FICO bond interest on a pro-rata basis together with SAIF premiums. Based upon the Bank's deposits at March 31, 1995 (the date currently utilized in the proposed legislation) and assuming the legislation is adopted as proposed, the Bank's assessment would be approximately $600,000.

                           PART II. OTHER INFORMATION


Item 1.           Legal Proceedings

                  None.

Item 2.           Changes in Securities

                  None.

Item 3.           Defaults Upon Senior Securities

                  None.

Item 4.           Submission of Matters to a Vote of Security Holders

                  None.

Item 5.           Other Information

                  None.

Item 6.           Exhibits and Reports on Form 8-K

                  8-K Filed January 30, 1996, announcing the declaration of a cash dividend.

                                   SIGNATURES


         Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           FIRST ASHLAND FINANCIAL CORPORATION
                                           Registrant






Date: May 13, 1996                          /S/ Paul D. Leake
     ---------------------                 ------------------
                                           Paul D. Leake, President, Chief
                                           Executive Officer and Director
                                           (Duly Authorized Officer)







Date: May 13, 1996                          /S/ Robert D. Edmonds
     ---------------------                 ----------------------
                                           Robert D. Edmonds, Assistant
                                           Vice President and Chief Financial
                                           Officer
                                           (Principal Financial Officer)