Form 10QSB
period 1996-06-30
FIRST ASHLAND FINANCIAL CORP
filed 1996-08-14
CIK 934793

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              --------------------

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________


                         Commission File Number -0-25536

                       FIRST ASHLAND FINANCIAL CORPORATION
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                        61-1276770
- -------------------------------           --------------------------------------
(State or other jurisdiction of           I.R.S. Employer Identification Number)
incorporation or organization)


      1640 Carter Avenue, Ashland, Kentucky                   41101
- --------------------------------------------------------------------------------
      (Address of principal executive offices)              (ZIP Code)


Registrant's telephone number, including area code: (606) 324-5138
                                                    --------------

         Check here whether the issuer (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of August 14, 1996, there were 1,463,039 shares of the Registrant's common stock issued and outstanding.

         Transitional Small Disclosure (check one):     Yes [ ] No [X]

FIRST ASHLAND FINANCIAL CORPORATION

FORM 10-QSB

JUNE 30, 1996
TABLE OF CONTENTS
- -------------------------------------------------------------------------------


                                                                         Page

PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Statements of Financial Condition
            at September 30, 1995 (Audited) and
            June 30, 1996 (Unaudited)                                      3

           Consolidated Statements of Operation for the Three and
            Nine Months Ended June 30, 1996 and 1995 (Unaudited)           4

           Consolidated Statement of Changes in Stockholders'
            Equity for the Year Ended September 30, 1995 (Audited)
            and the Nine Months Ended June 30, 1996 (Unaudited)            5

           Consolidated Statements of Cash Flows for the Nine
            Months ended June 30, 1996 and 1995 (Unaudited)                6

           Notes to Unaudited Consolidated Financial Statements           7-9


Item 2.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          10-15


PART II    OTHER INFORMATION                                               16

           Signatures                                                      17


                                    ********

FIRST ASHLAND FINANCIAL CORPORATION & SUBSIDIARY


CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
JUNE 30, 1996 (UNAUDITED) AND SEPTEMBER 30, 1995 (AUDITED)
(Amounts in Thousands)
- -------------------------------------------------------------------------------

                                                            JUNE 30,           SEPTEMBER 30,
                                                             1996                  1995
ASSETS

Cash and amounts due from depository
 institutions                                              $ 1,972              $ 2,049
Certificates of deposit in other financial
 institutions                                                   99                  197
Investment securities - held to maturity                     6,270               13,008
Investment securities - available for sale                   5,156                1,487
Mortgage-backed securities - held to maturity                6,963                7,652
Loans receivable - net                                      63,512               61,641
Real estate acquired in settlement of loans -
 net                                                           290                   46
Federal Home Loan Bank Stock                                   674                  640
Accrued interest receivable                                    677                  651
Office properties and equipment - net                        1,347                1,414
Other assets                                                   462                  103
                                                           -------              -------

                                                           $87,422              $88,888
                                                           =======              =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                   $61,308              $59,915
Advances from Federal Home Loan Bank                         1,503                5,017
Advance payments by borrowers for
 taxes and insurance                                            78                   88
Accrued income taxes                                            22                   --
Deferred income taxes                                           30                   52
Accrued interest on deposits                                    62                   73
Accounts payable and accrued expenses                          457                  243
Other liabilities                                               41                   16
                                                           -------               ------

         Total liabilities                                  63,501               65,404
                                                           -------              -------

Capital stock                                                   15                   14
Paid in capital                                             14,374               13,539
Unearned employee stock ownership
 plan shares                                               (   903)             ( 1,016)
Unearned recognition and retention
 plan shares                                               (   670)                 --
Retained earnings, substantially restricted                 11,180               10,963
Minimum pension liability adjustment                       (     7)                 --
Net unrealized gain (loss) on available
 for sale securities                                       (    68)            (    16)
                                                            -------             -------

         Total Stockholders' Equity                         23,921               23,484
                                                           -------              -------

                                                           $87,422              $88,888
                                                           =======              =======

See notes to unaudited consolidated financial statements.

FIRST ASHLAND FINANCIAL CORPORATION & SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATION
THREE AND NINE MONTHS ENDED JUNE 30, 1996 AND 1995 (UNAUDITED)
(Amounts in Thousands)
- -------------------------------------------------------------------------------

                                                      Three Months Ended                       Nine Months Ended
                                                          June 30,                                  June 30,
                                                   ----------------------                    ------------------
                                                 1996                1995              1996                    1995
INTEREST INCOME:
 Loans                                          $1,257             $1,122             $3,710                  $3,296
 Mortgage backed securities                        126                142                392                     429
 Investment securities                             168                207                544                     356
 Other interest earning assets                      40                 77                139                     130
                                                 -----              -----              -----                   -----
         Total interest income                   1,591              1,548              4,785                   4,211
                                                 -----              -----              -----                   -----

INTEREST EXPENSE:
 Interest on deposits                              763                760              2,311                   2,127
 Interest on FHLB advances                          23                 83                136                     246
                                                 -----              -----              -----                   -----
         Total interest expense                    786                843              2,447                   2,373
                                                 -----              -----              -----                   -----

NET INTEREST INCOME                                805                705              2,338                   1,838

PROVISION FOR
 LOSS ON LOANS                                       0                  0                 20                       7
                                                 -----              -----              -----                   -----

NET INTEREST INCOME AFTER
 PROVISION FOR LOSS ON LOANS                       805                705              2,318                   1,831
                                                 -----              -----              -----                   -----

NONINTEREST INCOME:
 Service charge                                     10                  7                 23                      18
 Gain/(Loss) on sale of securities                  --                  7                  7                       7
 Insurance commissions                               7                  4                 13                      11
 Late charges and other
  fees on loans                                      9                  8                 30                      23
 Other                                               5                  2                  7                       5
                                                 -----              -----              -----                   -----
         Total noninterest income                   31                 28                 80                      64
                                                 -----              -----              -----                   -----

NONINTEREST EXPENSE:
 Compensation and benefits                         264                257                766                     646
 Occupancy and equipment                            45                 39                123                     117
 Deposit insurance premiums                         42                 40                124                     121
 Loss (gain) on foreclosed
  real estate                                    (   5)               --                 --                  (    12)
 Other general and
  administrative expenses                          150                 97                453                     303
                                                 -----              -----              -----                   -----
         Total noninterest expenses                496                433              1,466                   1,175
                                                 -----              -----              -----                   -----

INCOME BEFORE INCOME TAXES                         340                300                932                     720

INCOME TAX EXPENSE                                 111                 98                292                     240
                                                 -----              -----              -----                   -----

NET INCOME                                      $  229             $  202             $  640                  $  480
                                                 =====              =====              =====                   =====

EARNINGS PER SHARE                             $ 0.17              $ 0.17            $ 0.49                        *
                                                =====               =====             =====                    =====

WEIGHTED AVERAGE SHARES                      1,320,482          1,198,924          1,313,424                       *
                                             =========          =========          =========                   =====

* NOT MEANINGFUL DUE TO FACT THAT SHARES WERE NOT ISSUED UNTIL APRIL 7, 1995

See notes to unaudited consolidated financial statements.

FIRST ASHLAND FINANCIAL CORPORATION & SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEAR ENDED SEPTEMBER 30, 1995 (AUDITED) AND THE NINE MONTHS ENDED
JUNE 30, 1996 (UNAUDITED)
(AMOUNTS IN THOUSANDS)
- -------------------------------------------------------------------------------


See notes to unaudited consolidated financial statements


                                                                                                     UNREALIZED
                                                                                      MIMUMUM    GAIN/(LOSS) ON
                                                                                      PENSION        SECURITIES
                                    CAPITAL         PAID-IN          RETAINED       LIABILITY         AVAILABLE
                                      STOCK         CAPITAL          EARNINGS      ADJUSTMENT          FOR SALE
                                      -----         -------          --------      ----------    --------------

Balance at September 30, 1994       $  --           $    --          $10,247           $  --           ($41)

Net income for the year
 ended September 30, 1995              --                --              716              --             --

Common stock issued in
 conversion, net of cost               14            13,501               --              --             --

Contribution for unearned
 ESOP shares                           --                --               --              --             --

ESOP shares earned                     --                38               --              --             --

Net change in unrealized
 gain/(loss) on securities
 available for sale                    --                --               --              --             25
                                      ---            ------           ------            ----             --

Balance at September 30, 1995          14            13,539           10,963              --           ( 16)

Net income for the nine months
 ended June 30, 1996                   --                --              640              --             --

Dividends paid
($0.30 per share)                      --                --         (    423)             --             --

ESOP shares earned                     --                62               --              --             --

RRP shares issued                       1               773               --              --             --

RRP shares earned                      --                --               --              --             --

Effect of recording minimum
 pension liability adjustment
 for directors retirement
 plan in excess of
 unrecognized prior
 service cost                          --                --               --           (   7)            --

Net change in unrealized gain/
 (loss) on securities
 available for sale                    --                --               --              --           ( 52)
                                     ----            ------           ------            ----             --

Balance at June 30, 1996            $  15           $14,374          $11,180          ($   7)          ($68)
                                     ====            ======           ======            ====             ==


                               (RESTUBBED TABLE)

                                           COMMON             COMMON
                                            STOCK              STOCK
                                         ACQUIRED           ACQUIRED
                                               BY                 BY
                                             ESOP                RRP            TOTAL
                                             ----               ----            -----
Balance at September 30, 1994             $   --               $ --           $10,206

Net income for the year
 ended September 30, 1995                     --                 --               716

Common stock issued in
 conversion, net of cost                      --                 --            13,515

Contribution for unearned
 ESOP shares                             ( 1,127)                --          (  1,127)

ESOP shares earned                           111                 --               149

Net change in unrealized
 gain/(loss) on securities
 available for sale                           --                 --                25
                                           -----                ---            ------

Balance at September 30, 1995            ( 1,016)                --            23,484

Net income for the nine months
 ended June 30, 1996                          --                 --               640

Dividends paid
($0.30 per share)                             --                 --          (    423)

ESOP shares earned                           113                 --               175

RRP shares issued                             --              ( 774)               --

RRP shares earned                             --                104               104

Effect of recording minimum
 pension liability for
 directors retirement plan
 in excess of unrecognized
 prior service cost                           --                 --          (      7)

Net change in unrealized gain/
 (loss) on securities
 available for sale                           --                 --          (     52)
                                           -----                ---            ------

Balance at June 30, 1996                 ($  903)             ($670)          $23,921
                                           =====                ===            ======

See notes to unaudited consolidated financial statements

FIRST ASHLAND FINANCIAL CORPORATION & SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 1996 AND 1995 (UNAUDITED)
(Amounts in Thousands)
- -------------------------------------------------------------------------------

                                                                       1996                         1995
OPERATING ACTIVITIES
  Net income                                                         $   640                      $   480
  Adjustments to reconcile net income
   to net cash provided by operating activities:
    Provision for loss on loans and other real estate                     35                            7
    Provision for depreciation and amortization                           68                           67
    Amortization (accretion) of investment and
     mortgage related securities premiums
     (discounts), net                                                (    20)                     (    17)
    Stock dividends received                                         (    34)                     (    30)
    Loss/(Gain) on sale of foreclosed real estate                         --                      (    12)
    Loss/(Gain) on sale of real estate held for investment                --                      (     7)
    Gain on sale of securities                                       (    51)                          --
    Loss on sale of securities                                            44                           --
    ESOP and RRP shares earned                                           244                           74
    Decrease (increase) in:
      Interest receivable                                            (    26)                     (   136)
      Prepaid expenses and other assets                              (   360)                         902
    Increase (decrease) in:
      Accounts payable and accrued expenses                              194                           52
      Accrued interest payable                                            10                           --
      Accrued income taxes                                                22                           23
                                                                     -------                      -------
         NET CASH PROVIDED BY OPERATING ACTIVITIES                       766                        1,403
                                                                     -------                      -------
INVESTING ACTIVITIES
  Proceeds from maturing CD                                               98                          100
  Investment securities:
   Held to maturity or for investment:
    Proceeds from maturing investment securities                       2,750                           --
    Purchased                                                        ( 1,495)                     ( 9,085)
   Available for sale:
    Proceeds from sale of investment securities                        1,786                          500
    Purchased                                                        (    28)                     (    51)
   Mortgage-backed and related securities:
    Principal payments on mortgage backed securities                     697                          462
  Loan:
    Originations and principal payment, net                          ( 2,419)                     ( 2,842)
  Proceeds from sale of foreclosed real estate                           354                          290
  Purchased of investment property                                        --                      (    52)
  Proceeds from sale of investment property                               --                           59
  Improvements to real estate owned                                  (    31)                         --
  Purchase of office properties and equipment                             --                      (    14)
                                                                     -------                      -------
         NET CASH USED BY INVESTING ACTIVITIES                         1,712                      (10,633)
                                                                     -------                      -------
FINANCING ACTIVITIES
  Net increase (decrease) in demand deposits,
    now accounts, passbook savings accounts
    and certificates of deposit                                        1,392                      (   195)
  Proceeds from FHLB advances                                             --                        1,250
  Federal Home Loan Bank - principal payments
   on advances                                                       ( 3,513)                     ( 1,770)
  Increase (decrease) in advance payments from
    borrowers for taxes and insurance                                (    11)                          19
  Dividends paid                                                     (   423)                         --
  Net proceeds for sale of stock                                          --                       12,388
                                                                     -------                      -------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                   ( 2,555)                      11,692
                                                                     -------                      -------
         INCREASE (DECREASE) IN CASH AND CASH
          EQUIVALENTS                                                (    77)                       2,462
  Cash and cash equivalents at beginning of period                     2,049                        1,295
                                                                     -------                      -------

         CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $ 1,972                      $ 3,757
                                                                     =======                      =======

         Cash paid during the period for:
           Interest on deposits and advances                         $ 2,437                      $ 2,119
           Income taxes                                              $   255                      $   175
         Non-cash investing activities:
           Real estate acquired in settlement
            of loans                                                 $   557                      $   248
           Unrealized gain (loss) on securities
            available for sale                                      ($    74)                     $    27
See notes to unaudited consolidated financial statements.

                                        6

         FIRST ASHLAND FINANCIAL CORPORATION & SUBSIDIARY


NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 1996 AND 1995 (UNAUDITED)




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

   In the opinion of management the unaudited consolidated financial statements of First Ashland Financial Corporation and its subsidiary, included herein reflect all adjustments (consisting only of normal recurring adjustments), necessary to present fairly the consolidated financial condition of First Ashland Financial Corporation as of June 30, 1996, and the consolidated results of operations for all interim periods presented.

   The consolidated results of operations for the nine months ended June 30, 1996 are not necessarily indicative of the results which may be expected for the entire fiscal year ending September 30, 1996.


2. REGULATORY CAPITAL REQUIREMENT

   Pursuant to Financial Institution Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), as implemented by rules promulgated by the Office of Thrift Supervision, savings institutions must meet three separate minimum capital-to-asset requirements. The following table summarizes, as of June 30, 1996, the capital requirements of First Federal Bank for Savings (the "Bank") and its actual capital ratio's. As of June 30, 1996, the Bank exceeded all current regulatory capital standards.

                                 Regulatory              Bank only
                             Capital Requirement       Actual Capital
                             -------------------       ---------------
                               Amount   Percent        Amount   Percent
                               ------   -------        ------   -------
                                       (Amounts in thousands)
       Tangible capital       $ 1,218    1.50%        $ 16,697    20.57%
       Core capital             2,435    3.00           16,697    20.57
       Risk-based capital       3,203    8.00           16,791    41.94

3. CHANGE IN ACCOUNTING PRINCIPLE

   On October 1, 1994, the Bank adopted SFAS No. 115, "Accounting For Certain Investments in Debt and Equity Securities". The Bank classified all securities, except marketable equity securities, as "held-to-maturity" and as a result, there was no initial effect. Management deems it prudent to review each security purchased on a case by case basis and classifies each security based on management's intent to hold the security to maturity or available for sale to allow for greater flexibility to manage future interest rate risk and liquidity. In accordance with the revised provisions of SFAS No. 115 which were in effect for part of the nine month period ended June 30, 1996, the Company and Bank reclassified certain investment securities to be held to maturity to the available for sale category. The effect of this reclassification resulted in a net unrealized gain on available for sale securities totaling $83,205 net of deferred income taxes of $42,863. For the nine month period ended June 30, 1996, net unrealized losses on available for sale securities totaled $51,633 net of deferred income taxes of $22,344.

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

4. HOLDING COMPANY

   On April 7, 1995, First Federal Savings and Loan Association of Ashland converted from a federal mutual savings and loan association to a federal stock savings bank with a concurrent name change to First Federal Bank For Savings. First Ashland Financial Corporation (the "Holding Company") acquired all of the outstanding stock of the Bank. At that date, 1,408,750 shares of the Holding Company stock were issued at a price of $10 per share of which 112,700 shares were issued to an Employee Stock Ownership Plan. The net proceeds from the offering after deducting related conversion costs were approximately $12,388,000.

5. BENEFIT PLANS

   In conjunction with the Bank's conversion, the company formed an ESOP which covers substantially all employees with more than one year of employment and who have attained the age of 21. The ESOP borrowed $1,127,000 from the company and purchased 112,700 common shares, equal to 8% of the total number of shares issued in the conversion. The Bank will make scheduled discretionary contributions to the ESOP sufficient to service the debt. In accordance with generally accepted accounting principles, the unpaid balance of the ESOP loan on the Bank's books and the related receivable on the company's books has been eliminated in the consolidated statement of financial condition. The cost of unearned shares, which is comparable to unearned compensation, is reported as a reduction of stockholders equity. Likewise the calculation of earnings per share (EPS) for the three and nine months ended June 30, 1996, was made using the weighted average shares outstanding of 1,320,482 and 1,313,424 respectively, after the elimination of unearned ESOP shares. As of June 30, 1996 the Bank considered 11,231 shares committed to be released and 90,331 as unearned ESOP shares.

   Total ESOP expense was $64,851 and $171,607, for the three and nine month periods ended June 30, 1996, respectively, and $74,459 for both the three and nine month periods ended June 30, 1995, under the shares allocated method of calculating ESOP expense.

   Subsequent to the conversion, the Board of Directors approved a Stock Option Plan and a Recognition and Retention Plan (RRP). The plans were approved by the Company's stockholders on October 25, 1995. Under the Sock Option Plan, stock options and stock appreciation rights covering shares representing an aggregate of up to 10% of the common stock sold in the conversion may be granted to directors, directors emeritus, advisory directors, executive officers and employees of the Company or Bank. Restricted stock awards covering up to 4% of the common stock sold in the conversion may be awarded to the Company's or Bank's directors, directors emeritus, advisory directors, executive officers or employees under the RRP. On March 22, 1996, the Company issued 54,289 shares of common stock from authorized but unissued shares to fund the RRP. The market value of the Company's common stock on October 25, 1995, the RRP approval date, was $14.25 per share and was the per share amount used to record the total unearned RRP shares of $773,618. The market value of the Company's common stock on March 22, 1996, was $16.00 per share. The unearned RRP shares represents deferred compensation and is being amortized over the vesting period of five years. Compensation expense charged to operations applicable to the RRP was $38,680 and $103,149 for the three and nine months ended June 30, 1996.

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

FINANCIAL CONDITION
JUNE 30, 1996 COMPARED TO SEPTEMBER 30, 1995:

Total assets decreased $1.5 million, or 1.7%, to $87.4 million at June 30, 1996 from $88.9 million at September 30, 1995. The decrease was primarily attributable to a net decrease in investments of 21.1% or $3.0 million, partially offset by an increase in loans receivable - net of $1.9 million.

Cash and cash equivalents decreased $77,000, or 3.7%, to $2.0 million at June 30, 1996 from $2.0 million at September 30, 1995. This decrease was the result of the utilation of cash to fund increased loan demand and the purchase of a short-term US government security, each of which will be discussed separately.

Loans receivable - net increased $1.9 million, or 3.0%, to $63.5 million at June 30, 1996 from $61.6 million at September 30, 1995. The net increase of one-to-four family first mortgage loans was $907,000, or 1.6% to $57.7 million at June 30, 1996 from $56.8 million at September 30, 1996. The net increase of consumer loans was $514,000 or 25.9%, to $2.5 million at June 30, 1996 from $2.0 million at September 30, 1995. Additional increases were realized to a lessor extent to net loans receivable for second mortgages and loans collateralized by non-residential mortgages.


Mortgage-backed securities decreased $689,000, or 9.0%, to $7.0 million at June 30, 1996 from $7.7 million at September 30, 1995, through normal principal repayments. Investment securities held to maturity and available for sale decreased $3.0 million, to $11.4 million at June 30, 1996 from $14.5 million at September 30, 1995. This decline was due to the maturity of U.S. government securities of $2.75 million and the sale of certain available for sale securities of $1.8 million. The proceeds from the maturities and the sale of investment securities were used to fund loan growth and to provide additional liquidity, through the purchase of a short-term US government security.

Net deposits increased $1.4 million, or 2.3%, to $61.3 million at June 30, 1996 from $59.9 million at September 30, 1995. The increase in deposits was primarily attributable to special deposit programs which offered increased rates for a limited term.

Advances from the Federal Home Loan Bank of Cincinnati ("FHLB") decreased $3.5 million, or 70.0%, to $1.5 million at June 30, 1996 from $5.0 million at September 30, 1995. This decrease was the result of scheduled principle payments as well as payoffs of adjustable rate advances.

RESULTS OF OPERATIONS
COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 1996 AND 1995:

GENERAL

The Company reported net income before income taxes of $340,000 during the quarter ended June 30, 1996 compared to $300,000 during the quarter ended June 30, 1995. The increase in income between the three months ended June 30, 1996 and 1995 was the result of the net effect of an increase in net interest income of $100,000 after provision for loss on loans, and an increase in other income of $3,000 partially offset by an increase in other expenses of $63,000. The Company reported net income of $229,000 and $202,000 for the quarters ended June 30, 1996 and 1995, respectively. Increases in other expenses were primarily attributable to the cost of employee benefit plans and administrative cost of operations associated with the conversion from mutual to stock form of organization.

The Company reported net income before income taxes of $932,000 during the nine month ended June 30, 1996, compared to $720,000 during the nine months ended June 30, 1995. The increase in income between the nine months ended June 30, 1996 and 1995 was the result of the net effect of an increase in net interest income after provision for loss on loans of $487,000, and an increase in other income of $16,000, partially offset by an increase in other expenses of $291,000. The Company reported net income of $640,000 and $480,000 for the nine month period ended June 30, 1996 and 1995, respectively. Increases in other expenses were primarily attributable to the cost of employee benefit plans and administrative cost of operations associated with the conversion from mutual to stock form of organization.

The flattening of the yield curve has affected the results of operations of the Bank. Due to the repricing of interest-bearing liabilities at a faster pace than interest-earning assets, the Bank's net interest margin has continued to decline. The Bank experienced increases in the average cost of interest-bearing liabilities from 4.83% during the nine month period ended June 30, 1995 to 5.12% during the same period ended June 30, 1996. The yield earned on interest-earning assets increased from 7.50% during the nine month period ending June 30, 1995 to 7.71% during the same period ended June 30, 1996.

INTEREST INCOME

Interest income increased $574,000, or 13.6%, from $4.2 million during the nine months ended June 30, 1995 to $4.8 million during the nine months ended June 30, 1996. This increase resulted from the net effect of increases in interest on loans of $414,000, investment securities of $188,000, and other interest-earning assets of $9,000, partially offset by a decrease in interest income earned on mortgage-backed securities of $37,000. The increase in interest income on loans resulted from the increase in the average balance of net loans outstanding from $57.4 million in the nine month period for 1995 to $63.3 million in the 1996 period. Loan volume has increased as a result of management's continuing efforts to stimulate loan demand. The increase in interest income on investment securities resulted principally from the increase in the average balance of such securities from $7.9 million for the nine month period ended June 30, 1995 to $11.7 million for the nine month period ended June 30, 1996. The decrease in interest income on mortgage-backed securities for the nine month period ended June 30, 1996 resulted from decreases due to normal amortization of principal resulting in a decline in the average balance of such securities from $8.0 million for the nine month period ended June 30, 1995 to $7.3 million for the nine month period ended June 30, 1996.

Interest income increased $43,000, or 2.8%, from $1.5 million during the quarter ended June 30, 1995 to $1.6 million during the quarter ended June 30, 1996. This increase resulted from the net effect of increases in interest on loans of $135,000, partially offset by decreases in interest income on investment securities of $39,000, other interest-earning assets of $37,000, and mortgage-backed securities of $16,000.

INTEREST EXPENSE

Interest expense increased $74,000, or 3.1%, for the nine month period ended June 30, 1996 from the nine month period ended June 30, 1995. The increase resulted primarily from an increase of $184,000 in interest paid on deposits, due to the increase in the average rates paid on deposits, and the higher average balance of deposits for the period. Average deposits for the period ended June 30, 1996, were $60.7 million, compared to $59.9 million for the period ended June 30, 1995. Average rates paid on deposits increased from 4.74% for the period ended June 30, 1995 to 5.08% for the period ended June 30, 1996.

Interest expense decreased $57,000, or 6.8%, for the quarter ended June 30, 1996 from the quarter ended June 30, 1995. The decrease resulted primarily from a decrease of $60,000 in the interest paid on advances, due to the decrease in the average balance of advances for the quarter. Average advances for the quarter ended June 30, 1996, were $1.7 million, compared to $5.3 million for the quarter ended June 30, 1995.

PROVISION FOR LOAN LOSSES

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which is considered adequate to absorb losses inherent in the loan portfolio in accordance with generally accepted accounting principles. During the nine month period ended June 30, 1996, the Bank recorded a $20,000 provision for loan losses compared to $7,000 during the nine month period ended June 30, 1995. Loan losses have been minimal due to the Bank's primary emphasis on single family residential lending and the relatively stable economy in the Ashland area. During the nine month period ended June 30, 1996, non-performing loans decreased $39,000, or 8.8%, from $442,000 at September 30, 1995 to $403,000 at June 30, 1996. One loan was charged off totaling $20,000 during the nine month period ended June 30, 1996, compared to $25,000 charged off during the nine month period ended June 30, 1995. Future additions to the Bank's allowance for loan losses are dependent upon the performance of the Bank's loan portfolio, the economy, changes in real estate values and interest rates, the view of the regulatory authorities toward adequate reserve levels and inflation.

NONINTEREST EXPENSES

Noninterest expenses consist of compensation and benefits, occupancy and equipment expense, federal deposit insurance premiums and other general and administrative expenses. Noninterest expenses increased $291,000, or 24.8%, during the nine month period ended June 30, 1996, primarily due to a increase in compensation and benefits of $120,000 (as expenses associated with the establishment of an employee stock ownership plan and Recognition and Retention Plan in conjunction with and subsequent to the Bank's conversion did not begin until April, 1995), an increase in other general and administrative expenses of $150,000, and a decrease in gain of foreclosed real estate.

INCOME TAXES

The provision for income tax expense increased $52,000 during the nine month period ended June 30, 1996 to $292,000, from $240,000 for the period ended June 30, 1995. The increase during the period resulted primarily from an increase in income before income taxes of $212,000.

LIQUIDITY AND CAPITAL RESOURCES

The Company's most liquid assets are cash and cash equivalents. The Company's levels of these assets are dependent on the Bank's operating, financing, and investing activities. At September 30, 1995 and June 30, 1996, cash and cash equivalents totaled $2.0 million and $2.0 million, respectively. The Bank's primary sources of funds include principal and interest payments on loans (both scheduled and prepayments), maturities of investment securities and principal payments from mortgage-backed securities.

While scheduled loan repayments and proceeds from maturing investment securities and principal payments on mortgage-backed securities are relatively predictable, deposit flows and early repayments are more influenced by interest rates, general economic conditions and competition. The Bank attempts to price its deposits to meet asset-liability objectives discussed above, consistent with local market conditions.

Liquidity management is both a short- and long-term responsibility of management. The Bank adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) projected purchases of investment and mortgage-backed securities, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits, and (v) liquidity of its asset/liability management program. Excess liquidity is generally invested in interest-bearing overnight deposits and other short-term liquid assets. If the Bank requires funds beyond its ability to generate them internally, it has the ability to borrow funds from the FHLB. The Bank may borrow from the FHLB under a blanket agreement which assigns all investments in FHLB stock as well as qualifying first mortgage loans equal to 150% of the outstanding balance as collateral to secure the amounts borrowed. At June 30, 1996, the Bank had approximately $13.5 million available to it under the above-mentioned pledge agreement. At June 30, 1996, the Bank had borrowings of $1.5 million from the FHLB.

The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 5.0%. The Bank's liquidity ratios have consistently been maintained at levels in excess of regulatory requirements and at September 30, 1995 and June 30, 1996, were 16.4% and 12.0%, respectively. Management of the Bank believes its liquidity ratio will be maintained at or above 6.0%, in the future.

At September 30, 1995 and June 30, 1996, the Bank had outstanding commitments to originate loans of $1.2 million and $1.2 million, respectively. The Bank anticipates that it will have sufficient funds available to meet its current commitments principally through the use of current liquid assets and through its borrowing capacity discussed above.

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

At June 30, 1996, the Bank's tangible capital totaled $16.7 million, or 20.57% of the Bank's adjusted total assets, which exceeded the minimum 1.5% requirement by $15.5 million. The Bank's core capital at June 30, 1996 totaled $16.7 million, or 20.57%, which was approximately $14.3 million above the minimum requirement of 3.0%. The Bank's risk-based capital at that date totaled $16.8 million, which is $13.6 million above the 8.0% fully phased-in requirement.

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

The FDIC also noted that the SAIF is not expected to attain the designated reserve ratio until the year 2002 due to the shrinking deposit base for SAIF assessments and the requirement that SAIF premiums be used to make the interest payments on bonds issued by the Financing Corporation ("FICO") in order to finance the costs of resolving thrift failures in the 1980's. As a result, SAIF insured members will generally be subject to higher deposit insurance premiums than banks until, all things being equal, the SAIF attains the required reserve ratio.

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

                  None.

                                   SIGNATURES


         Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       FIRST ASHLAND FINANCIAL CORPORATION
                                       Registrant






Date: August 14, 1996                 s/n Paul D. Leake
     ---------------------            ----------------------------------------
                                      Paul D. Leake, President, Chief
                                      Executive Officer and Director
                                      (Duly Authorized Officer)







Date: August 14, 1996                 s/n Robert D. Edmonds
     ---------------------            ----------------------
                                      Robert D. Edmonds, Assistant
                                      Vice President and Chief Financial
                                      Officer
                                      (Principal Financial Officer)